Form 10-K
period 2020-12-31
GS Mortgage Securities Trust 2019-GC42
filed 2021-03-12
CIK 1787000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Not applicable.

EXPLANATORY NOTES

The Northpoint Tower Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan and the 222 Kearny Street Mortgage Loan, which constituted approximately 6.2%, 5.2%, 5.2% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Northpoint Tower Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the New Jersey Center of Excellence Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the 19100 Ridgewood Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (d) with respect to the 222 Kearny Street Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Northpoint Tower Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan and the 222 Kearny Street Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, which constituted approximately 6.2% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers II - Buildings 3 & 4 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers II - Buildings 3 & 4 Mortgage Loan and ten other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MFTII 2019-B3B4 Mortgage Trust transaction (the “MFTII 2019-B3B4 Transaction”). This loan combination, including the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the USAA Office Portfolio Mortgage Loan, the U.S. Industrial Portfolio V Mortgage Loan, the Powered Shell Portfolio - Manassas Mortgage Loan, the Millennium Park Plaza Mortgage Loan and the Powered Shell Portfolio - Ashburn Mortgage Loan, which constituted approximately 4.2%, 3.1%, 3.0%, 2.8% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The USAA Office Portfolio Mortgage Loan, the U.S. Industrial Portfolio V Mortgage Loan, the Powered Shell Portfolio - Manassas Mortgage Loan, the Millennium Park Plaza Mortgage Loan and the Powered Shell Portfolio - Ashburn Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the USAA Office Portfolio Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (b) with respect to the U.S. Industrial Portfolio V Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Powered Shell Portfolio - Manassas Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Millennium Park Plaza Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (e) with respect to the Powered Shell Portfolio - Ashburn Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the Citigroup Commercial Mortgage Trust 2019-GC41 transaction, Commission File Number 333-228597-02 (the “CGCMT 2019-GC41 Transaction”). These loan combinations, including the USAA Office Portfolio Mortgage Loan, the U.S. Industrial Portfolio V Mortgage Loan, the Powered Shell Portfolio - Manassas Mortgage Loan, the Millennium Park Plaza Mortgage Loan and the Powered Shell Portfolio - Ashburn Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2019-GC41 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association  is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Diamondback Industrial Portfolio 1 Mortgage Loan, the Pharr Town Center Mortgage Loan, the 105 East 17th Street Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the 30 Hudson Yards Mortgage Loan.  As a result, Wells Fargo Bank, National Association  is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association  in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC is the special servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the 30 Hudson Yards Mortgage Loan and the Grand Canal Shoppes Mortgage Loan, which constituted approximately 6.2%, 1.9% and 1.9%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Grand Canal Shoppes Mortgage Loan from June 15, 2020 to December 31, 2020. As a result, Situs Holdings, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

Citibank, N.A. is an affiliate of Citi Real Estate Funding Inc., one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Citibank, N.A. pursuant to Item 1123.  Citibank, N.A. is the custodian of the Woodlands Mall Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the U.S. Industrial Portfolio V Mortgage Loan, the Powered Shell Portfolio - Manassas Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the Powered Shell Portfolio - Ashburn Mortgage Loan and the Midland Office Portfolio Mortgage Loan.  As a result, Citibank, N.A. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index, and exclude the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB, relating to the maintenance of collateral or security on pool assets as required by the pooling and servicing agreement for the Benchmark 2019-B12 Transaction and the CGCMT 2019-GC41 Transaction and the safeguarding of pool assets and related documents as required by the pooling and servicing agreement for the Benchmark 2019-B12 Transaction and the CGCMT 2019-GC41 Transaction, which servicing criteria have been assessed by U.S. Bank National Association, as a servicing function participant, as described below in these Explanatory Notes.

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

Wells Fargo Bank, National Association acts as trustee of the Northpoint Tower Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the 222 Kearny Street Mortgage Loan, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Diamondback Industrial Portfolio 1 Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the Pharr Town Center Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, the pooling and servicing agreement for the GSMS 2019-GC40 Transaction, the pooling and servicing agreement for the MSC 2019-H7 Transaction and the pooling and servicing agreement for the CD 2019-CD8 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Northpoint Tower Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the 222 Kearny Street Mortgage Loan, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Diamondback Industrial Portfolio 1 Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the Pharr Town Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Diamondback Industrial Portfolio 1 Mortgage Loan, the 30 Hudson Yards Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the Pharr Town Center Mortgage Loan, the 105 East 17th Street Mortgage Loan, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Woodlands Mall Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the U.S. Industrial Portfolio V Mortgage Loan, the Powered Shell Portfolio - Manassas Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the Powered Shell Portfolio - Ashburn Mortgage Loan and the Midland Office Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Woodlands Mall Mortgage Loan, the 30 Hudson Yards Mortgage Loan and the Grand Canal Shoppes Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan prior to June 5, 2020 and Pacific Life Insurance Company as special servicer of the Woodlands Mall Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, Situs Holdings, LLC as special servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the 30 Hudson Yards Mortgage Loan and the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020, LNR Partners, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 and Pacific Life Insurance Company as special servicer of the Woodlands Mall Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian, and U.S. Bank National Association, as servicing function participant.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.   U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.   On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.   U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the MFTII 2019-B3B4 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MFTII 2019-B3B4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.23       Wells Fargo Bank, National Association, as Trustee of the 222 Kearny Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the 222 Kearny Street Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the 222 Kearny Street Mortgage Loan (see Exhibit 33.5)

33.26       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

33.27       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

33.28       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.4)

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

33.42       LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

33.43       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (see Exhibit 33.27)

33.44       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.4)

33.46       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.34)

33.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 33.1)

33.48       Pacific Life Insurance Company, as Special Servicer of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wilmington Trust, National Association, as Trustee of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Citibank, N.A., as Custodian of the Woodlands Mall Mortgage Loan

33.51       Pentalpha Surveillance LLC, as Operating Advisor of the Woodlands Mall Mortgage Loan (see Exhibit 33.34)

33.52       U.S. Bank National Association, as Servicing Function Participant of the Woodlands Mall Mortgage Loan

33.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.54       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan

33.55       Wilmington Trust, National Association, as Trustee of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Citibank, N.A., as Custodian of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.50)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.58       U.S. Bank National Association, as Servicing Function Participant of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.52)

33.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 33.1)

33.60       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 33.54)

33.61       Wilmington Trust, National Association, as Trustee of the U.S. Industrial Portfolio V Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Citibank, N.A., as Custodian of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 33.50)

33.63       Park Bridge Lender Services LLC, as Operating Advisor of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 33.5)

33.64       U.S. Bank National Association, as Servicing Function Participant of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 33.52)

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 33.1)

33.66       Rialto Capital Advisors, LLC, as Special Servicer of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 33.54)

33.67       Wilmington Trust, National Association, as Trustee of the Powered Shell Portfolio - Manassas Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Citibank, N.A., as Custodian of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 33.50)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 33.5)

33.70       U.S. Bank National Association, as Servicing Function Participant of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 33.52)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.1)

33.72       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.54)

33.73       Wilmington Trust, National Association, as Trustee of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Citibank, N.A., as Custodian of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.50)

33.75       Park Bridge Lender Services LLC, as Operating Advisor of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.5)

33.76       U.S. Bank National Association, as Servicing Function Participant of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.52)

33.77       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 33.1)

33.78       Rialto Capital Advisors, LLC, as Special Servicer of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 33.54)

33.79       Wilmington Trust, National Association, as Trustee of the Powered Shell Portfolio - Ashburn Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Citibank, N.A., as Custodian of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 33.50)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 33.5)

33.82       U.S. Bank National Association, as Servicing Function Participant of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 33.52)

33.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pharr Town Center Mortgage Loan (see Exhibit 33.1)

33.84       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pharr Town Center Mortgage Loan (see Exhibit 33.1)

33.85       Wells Fargo Bank, National Association, as Trustee of the Pharr Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Wells Fargo Bank, National Association, as Custodian of the Pharr Town Center Mortgage Loan (see Exhibit 33.4)

33.87       Park Bridge Lender Services LLC, as Operating Advisor of the Pharr Town Center Mortgage Loan (see Exhibit 33.5)

33.88       Wells Fargo Bank, National Association, as Primary Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 33.35)

33.89       Rialto Capital Advisors, LLC, as Special Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 33.54)

33.90       Wilmington Trust, National Association, as Trustee of the 105 East 17th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.91       Wells Fargo Bank, National Association, as Custodian of the 105 East 17th Street Mortgage Loan (see Exhibit 33.4)

33.92       Park Bridge Lender Services LLC, as Operating Advisor of the 105 East 17th Street Mortgage Loan (see Exhibit 33.5)

33.93       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 105 East 17th Street Mortgage Loan (see Exhibit 33.39)

33.94       National Tax Search, LLC, as Servicing Function Participant of the 105 East 17th Street Mortgage Loan (see Exhibit 33.40)

33.95       Wells Fargo Bank, National Association, as Primary Servicer of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.35)

33.96       Rialto Capital Advisors, LLC, as Special Servicer of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.54)

33.97       Wilmington Trust, National Association, as Trustee of the Midland Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.98       Citibank, N.A., as Custodian of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.50)

33.99       Park Bridge Lender Services LLC, as Operating Advisor of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.100     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.39)

33.101     National Tax Search, LLC, as Servicing Function Participant of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.40)

33.102     U.S. Bank National Association, as Servicing Function Participant of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.52)

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

34.23       Wells Fargo Bank, National Association, as Trustee of the 222 Kearny Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the 222 Kearny Street Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the 222 Kearny Street Mortgage Loan (see Exhibit 34.5)

34.26       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

34.27       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

34.28       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.4)

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

34.42       LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

34.43       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (see Exhibit 34.27)

34.44       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.4)

34.46       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.34)

34.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 34.1)

34.48       Pacific Life Insurance Company, as Special Servicer of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wilmington Trust, National Association, as Trustee of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Citibank, N.A., as Custodian of the Woodlands Mall Mortgage Loan

34.51       Pentalpha Surveillance LLC, as Operating Advisor of the Woodlands Mall Mortgage Loan (see Exhibit 34.34)

34.52       U.S. Bank National Association, as Servicing Function Participant of the Woodlands Mall Mortgage Loan

34.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.54       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan

34.55       Wilmington Trust, National Association, as Trustee of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Citibank, N.A., as Custodian of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.50)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.58       U.S. Bank National Association, as Servicing Function Participant of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.52)

34.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 34.1)

34.60       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 34.54)

34.61       Wilmington Trust, National Association, as Trustee of the U.S. Industrial Portfolio V Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Citibank, N.A., as Custodian of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 34.50)

34.63       Park Bridge Lender Services LLC, as Operating Advisor of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 34.5)

34.64       U.S. Bank National Association, as Servicing Function Participant of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 34.52)

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 34.1)

34.66       Rialto Capital Advisors, LLC, as Special Servicer of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 34.54)

34.67       Wilmington Trust, National Association, as Trustee of the Powered Shell Portfolio - Manassas Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Citibank, N.A., as Custodian of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 34.50)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 34.5)

34.70       U.S. Bank National Association, as Servicing Function Participant of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 34.52)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.1)

34.72       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.54)

34.73       Wilmington Trust, National Association, as Trustee of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Citibank, N.A., as Custodian of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.50)

34.75       Park Bridge Lender Services LLC, as Operating Advisor of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.5)

34.76       U.S. Bank National Association, as Servicing Function Participant of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.52)

34.77       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 34.1)

34.78       Rialto Capital Advisors, LLC, as Special Servicer of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 34.54)

34.79       Wilmington Trust, National Association, as Trustee of the Powered Shell Portfolio - Ashburn Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Citibank, N.A., as Custodian of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 34.50)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 34.5)

34.82       U.S. Bank National Association, as Servicing Function Participant of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 34.52)

34.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pharr Town Center Mortgage Loan (see Exhibit 34.1)

34.84       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pharr Town Center Mortgage Loan (see Exhibit 34.1)

34.85       Wells Fargo Bank, National Association, as Trustee of the Pharr Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Wells Fargo Bank, National Association, as Custodian of the Pharr Town Center Mortgage Loan (see Exhibit 34.4)

34.87       Park Bridge Lender Services LLC, as Operating Advisor of the Pharr Town Center Mortgage Loan (see Exhibit 34.5)

34.88       Wells Fargo Bank, National Association, as Primary Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 34.35)

34.89       Rialto Capital Advisors, LLC, as Special Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 34.54)

34.90       Wilmington Trust, National Association, as Trustee of the 105 East 17th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.91       Wells Fargo Bank, National Association, as Custodian of the 105 East 17th Street Mortgage Loan (see Exhibit 34.4)

34.92       Park Bridge Lender Services LLC, as Operating Advisor of the 105 East 17th Street Mortgage Loan (see Exhibit 34.5)

34.93       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 105 East 17th Street Mortgage Loan (see Exhibit 34.39)

34.94       National Tax Search, LLC, as Servicing Function Participant of the 105 East 17th Street Mortgage Loan (see Exhibit 34.40)

34.95       Wells Fargo Bank, National Association, as Primary Servicer of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.35)

34.96       Rialto Capital Advisors, LLC, as Special Servicer of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.54)

34.97       Wilmington Trust, National Association, as Trustee of the Midland Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.98       Citibank, N.A., as Custodian of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.50)

34.99       Park Bridge Lender Services LLC, as Operating Advisor of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.100     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.39)

34.101     National Tax Search, LLC, as Servicing Function Participant of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.40)

34.102     U.S. Bank National Association, as Servicing Function Participant of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.52)

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

35.12       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.19       LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

35.20       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 35.1)

35.22       Pacific Life Insurance Company, as Special Servicer of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 35.1)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 35.24)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 35.1)

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 35.24)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 35.1)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 35.24)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 35.1)

35.32       Rialto Capital Advisors, LLC, as Special Servicer of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 35.24)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pharr Town Center Mortgage Loan (see Exhibit 35.1)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pharr Town Center Mortgage Loan (see Exhibit 35.1)

35.35       Wells Fargo Bank, National Association, as Primary Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 35.16)

35.36       Rialto Capital Advisors, LLC, as Special Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 35.24)

35.37       Wells Fargo Bank, National Association, as Primary Servicer of the Midland Office Portfolio Mortgage Loan (see Exhibit 35.16)

35.38       Rialto Capital Advisors, LLC, as Special Servicer of the Midland Office Portfolio Mortgage Loan (see Exhibit 35.24)

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

Date: March 12, 2021