Form 10-K
period 2023-12-31
GS Mortgage Securities Trust 2019-GC42
filed 2024-03-19
CIK 1787000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The Diamondback Industrial Portfolio 1 Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 30 Hudson Yards Mortgage Loan, which constituted approximately 1.9% of the asset pool of the issuing entity as of its cut-off date.  The 30 Hudson Yards Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 30 Hudson Yards Mortgage Loan, twenty-eight other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Hudson Yards 2019-30HY Mortgage Trust transaction (the “Hudson Yards 2019-30HY Transaction”). This loan combination, including the 30 Hudson Yards Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Hudson Yards 2019-30HY Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Grand Canal Shoppes Mortgage Loan, which constituted approximately 1.9% of the asset pool of the issuing entity as of its cut-off date.  The Grand Canal Shoppes Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Grand Canal Shoppes Mortgage Loan, twenty-three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2019-H7 transaction, Commission File Number 333-227446-05 (the “MSC 2019-H7 Transaction”). This loan combination, including the Grand Canal Shoppes Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Woodlands Mall Mortgage Loan, which constituted approximately 4.7% of the asset pool of the issuing entity as of its cut-off date.  The Woodlands Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Woodlands Mall Mortgage Loan, seven other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2019-B12 Mortgage Trust transaction, Commission File Number 333-228597-01 (the “Benchmark 2019-B12 Transaction”). This loan combination, including the Woodlands Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B12 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the USAA Office Portfolio Mortgage Loan, the U.S. Industrial Portfolio V Mortgage Loan, the Powered Shell Portfolio - Manassas Mortgage Loan, the Millennium Park Plaza Mortgage Loan and the Powered Shell Portfolio - Ashburn Mortgage Loan, which constituted approximately 4.2%, 3.1%, 3.0%, 2.8% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The USAA Office Portfolio Mortgage Loan, the U.S. Industrial Portfolio V Mortgage Loan, the Powered Shell Portfolio - Manassas Mortgage Loan, the Millennium Park Plaza Mortgage Loan and the Powered Shell Portfolio - Ashburn Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the USAA Office Portfolio Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (b) with respect to the U.S. Industrial Portfolio V Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Powered Shell Portfolio - Manassas Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Millennium Park Plaza Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (e) with respect to the Powered Shell Portfolio - Ashburn Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the Citigroup Commercial Mortgage Trust 2019-GC41 transaction, Commission File Number 333-228597-02 (the “CGCMT 2019-GC41 Transaction”). These loan combinations, including the USAA Office Portfolio Mortgage Loan, the U.S. Industrial Portfolio V Mortgage Loan, the Powered Shell Portfolio - Manassas Mortgage Loan, the Millennium Park Plaza Mortgage Loan and the Powered Shell Portfolio - Ashburn Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2019-GC41 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Pharr Town Center Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Pharr Town Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Pharr Town Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the CD 2019-CD8 Mortgage Trust transaction, Commission File Number 333-226943-03 (the “CD 2019-CD8 Transaction”). This loan combination, including the Pharr Town Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CD 2019-CD8 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 105 East 17th Street Mortgage Loan, which constituted approximately 4.7% of the asset pool of the issuing entity as of its cut-off date.  The 105 East 17th Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 105 East 17th Street Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the 105 East 17th Street Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the 105 East 17th Street loan combination in the BANK 2019-BNK21 transaction, Commission File Number 333-228375-02 (the “BANK 2019-BNK21 Transaction”).  After the closing of the BANK 2019-BNK21 Transaction on October 23, 2019, this loan combination, including the 105 East 17th Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BANK 2019-BNK21 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Midland Office Portfolio Mortgage Loan, which constituted approximately 1.9% of the asset pool of the issuing entity as of its cut-off date.  The Midland Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Midland Office Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Midland Office Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Midland Office Portfolio loan combination in the Citigroup Commercial Mortgage Trust 2019-GC43 transaction, Commission File Number 333-228597-03 (the “CGCMT 2019-GC43 Transaction”).  After the closing of the CGCMT 2019-GC43 Transaction on November 13, 2019, this loan combination, including the Midland Office Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CGCMT 2019-GC43 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to May 8, 2023, the primary servicer and special servicer of the Woodlands Mall Mortgage Loan and the primary servicer of the USAA Office Portfolio Mortgage Loan, the U.S. Industrial Portfolio V Mortgage Loan, the Powered Shell Portfolio - Manassas Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the Pharr Town Center Mortgage Loan, the Powered Shell Portfolio - Ashburn Mortgage Loan and the Grand Canal Shoppes Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the 105 East 17th Street Mortgage Loan, the Pharr Town Center Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the 30 Hudson Yards Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Pentalpha Surveillance LLC is the operating advisor of the Woodlands Mall Mortgage Loan and the Grand Canal Shoppes Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Northpoint Tower Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the 222 Kearny Street Mortgage Loan, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the Pharr Town Center Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the MFTII 2019-B3B4 Transaction, the pooling and servicing agreement for the MSC 2019-H7 Transaction and the pooling and servicing agreement for the CD 2019-CD8 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Northpoint Tower Mortgage Loan, the New Jersey Center of Excellence Mortgage Loan, the 19100 Ridgewood Mortgage Loan, the 222 Kearny Street Mortgage Loan, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the Pharr Town Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 30 Hudson Yards Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the Pharr Town Center Mortgage Loan, the 105 East 17th Street Mortgage Loan, the Moffett Towers II - Buildings 3 & 4 Mortgage Loan, the Woodlands Mall Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the U.S. Industrial Portfolio V Mortgage Loan, the Powered Shell Portfolio - Manassas Mortgage Loan, the Millennium Park Plaza Mortgage Loan, the Powered Shell Portfolio - Ashburn Mortgage Loan and the Midland Office Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Moffett Towers II - Buildings 3 & 4 Mortgage Loan and the Pharr Town Center Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC, as special servicer of the Pharr Town Center Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association, as primary servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan and LNR Partners, LLC, as special servicer of the Pharr Town Center Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 30 Hudson Yards Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the Hudson Yards 2019-30HY Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the Hudson Yards 2019-30HY Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Hudson Yards 2019-30HY Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Grand Canal Shoppes Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2019-H7 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2019-H7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Woodlands Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2019-B12 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the USAA Office Portfolio Mortgage Loan, the U.S. Industrial Portfolio V Mortgage Loan, the Powered Shell Portfolio - Manassas Mortgage Loan, the Millennium Park Plaza Mortgage Loan and the Powered Shell Portfolio - Ashburn Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2019-GC41 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2019-GC41 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2019-GC41 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Pharr Town Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CD 2019-CD8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CD 2019-CD8 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CD 2019-CD8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 105 East 17th Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK21 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2019-BNK21 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2019-BNK21 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Midland Office Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2019-GC43 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2019-GC43 Transaction incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2019-GC43 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.3           Trust and Servicing Agreement, dated as of July 6, 2019, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Situs Holdings, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of July 1, 2019, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of August 1, 2019, between Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, Pacific Life Insurance Company and Trimont Real Estate Advisors, LLC, each as a Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated and effective as of August 1, 2019, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer, Rialto Capital Advisors, LLC, as Special Servicer, Citibank, N.A., as Certificate Administrator, Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of August 1, 2019, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer. Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of October 1, 2019, among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 28, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.9           Pooling and Servicing Agreement, dated as of November 1, 2019, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Citibank, N.A., as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 19, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of July 11, 2019, by and among Barclays Bank PLC, as Note A-1-A and Note B-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-1-B Holder, Initial Note A-1-D Holder and Initial Note A-1-E Holder, Bank of America, N.A., as Note A-1-C Holder, Deutsche Bank AG, New York Branch, Initial Note A-2-A Holder, Initial Note A-2-B Holder, Initial Note A-2-C Holder and Initial Note B-2 Holder, and Goldman Sachs Bank USA, Initial Note A-3-A Holder, Initial Note A-3-B Holder, Initial Note A-3-C Holder and Initial Note B-3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of August 9, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.12         Agreement Between Noteholders, dated as of September 27, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, Goldman Sachs Bank USA, as Initial Note A-2 Holder, and Goldman Sachs Bank USA, as Initial Note A-3 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of August 1, 2019, between Citi Real Estate Funding Inc., as Note A-1 Holder, and Argentic Real Estate Finance LLC, as Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.14         Agreement Between Noteholders, dated as of August 8, 2019, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1-1 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-1-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-3 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-4 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-5 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-6 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-7 Holder, and Deutsche Bank AG, New York Branch, as Initial Note B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.15         Agreement Between Noteholders, dated as of August 22, 2019, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, DBR Investments Co. Limited, as Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.16         Agreement Between Noteholders, dated as of August 20, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, Goldman Sachs Bank USA, as Initial Note A-2 Holder, Goldman Sachs Bank USA, as Initial Note A-3 Holder, Goldman Sachs Bank USA, as Initial Note A-4 Holder, and Goldman Sachs Bank USA, as Initial Note A-5 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.17         Agreement Between Noteholders, dated as of August 20, 2019 by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, Goldman Sachs Bank USA, as Initial Note A-2 Holder, and Goldman Sachs Bank USA, as Initial Note A-3 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.18         Agreement Between Noteholders, dated as of August 20, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.19         Agreement Between Noteholders, dated as of August 20, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, Goldman Sachs Bank USA, as Initial Note A-2 Holder, Goldman Sachs Bank USA, as Initial Note A-3 Holder, and Goldman Sachs Bank USA, as Initial Note A-4 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.20         Agreement Between Noteholders, dated as of August 22, 2019, by and between DBR Investments Co. Limited, as Initial Note A-1 Holder, and DBR Investments Co. Limited, as Initial Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.21         Agreement Between Noteholders, dated as of August 20, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.22         Agreement Between Noteholders, dated as of September 27, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.23         Co-Lender Agreement, dated as of July 6, 2019, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as an Initial Note A Holder, Goldman Sachs Bank USA, as an Initial Note A Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, Goldman Sachs Bank USA, Initial Note B-2 Holder, and Wells Fargo Bank, National Association, as Initial Note B-3 Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.24         Agreement Between Noteholders, dated as of July 3, 2019, between Morgan Stanley Bank, N.A., as Note A-1 Holder, Wells Fargo Bank, National Association, as Note A-2 Holder, JPMorgan Chase Bank, National Association, as Note A-3 Holder, Goldman Sachs Bank USA, as Note A-4 Holder, and CPPIB Credit Investments II Inc., as Note B Holder (filed as Exhibit 4.24 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

4.25         Agreement Between Noteholders, dated as of September 27, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, and Goldman Sachs Bank USA, Initial Note A-2 Holder (filed as Exhibit 4.25 to the registrant’s Current Report on Form 8-K filed on September 27, 2019 under Commission File No. 333-226082-04 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 8, 2023 (see Exhibit 33.1)

33.3         K-Star Asset Management LLC, as Special Servicer on and after May 8, 2023

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Northpoint Tower Mortgage Loan (see Exhibit 33.1)

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Northpoint Tower Mortgage Loan prior to May 8, 2023 (see Exhibit 33.1)

33.11       K-Star Asset Management LLC, as Special Servicer of the Northpoint Tower Mortgage Loan on and after May 8, 2023 (see Exhibit 33.3)

33.12       Wells Fargo Bank, National Association, as Trustee of the Northpoint Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Northpoint Tower Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Northpoint Tower Mortgage Loan (see Exhibit 33.6)

33.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.1)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan prior to May 8, 2023 (see Exhibit 33.1)

33.18       K-Star Asset Management LLC, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan on and after May 8, 2023 (see Exhibit 33.3)

33.19       Wells Fargo Bank, National Association, as Trustee of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 33.6)

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.1)

33.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan prior to May 8, 2023 (see Exhibit 33.1)

33.25       K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan on and after May 8, 2023 (see Exhibit 33.3)

33.26       Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.5)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan (see Exhibit 33.6)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 222 Kearny Street Mortgage Loan (see Exhibit 33.1)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 222 Kearny Street Mortgage Loan prior to May 8, 2023 (see Exhibit 33.1)

33.32       K-Star Asset Management LLC, as Special Servicer of the 222 Kearny Street Mortgage Loan on and after May 8, 2023 (see Exhibit 33.3)

33.33       Wells Fargo Bank, National Association, as Trustee of the 222 Kearny Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the 222 Kearny Street Mortgage Loan (see Exhibit 33.5)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the 222 Kearny Street Mortgage Loan (see Exhibit 33.6)

33.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.37       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

33.38       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

33.39       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 33.5)

33.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the 30 Hudson Yards Mortgage Loan

33.43       Situs Holdings, LLC, as Special Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 33.38)

33.44       Wilmington Trust, National Association, as Trustee of the 30 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the 30 Hudson Yards Mortgage Loan (see Exhibit 33.5)

33.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the 30 Hudson Yards Mortgage Loan

33.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.1)

33.49       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.38)

33.50       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.5)

33.52       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan

33.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 33.1)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 33.1)

33.56       Wilmington Trust, National Association, as Trustee of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Citibank, N.A., as Custodian of the Woodlands Mall Mortgage Loan

33.58       Pentalpha Surveillance LLC, as Operating Advisor of the Woodlands Mall Mortgage Loan (see Exhibit 33.52)

33.59       U.S. Bank National Association, as Servicing Function Participant of the Woodlands Mall Mortgage Loan

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan

33.62       Wilmington Trust, National Association, as Trustee of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Citibank, N.A., as Custodian of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.57)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.65       U.S. Bank National Association, as Servicing Function Participant of the USAA Office Portfolio Mortgage Loan (see Exhibit 33.59)

33.66       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 33.1)

33.67       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 33.61)

33.68       Wilmington Trust, National Association, as Trustee of the U.S. Industrial Portfolio V Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Citibank, N.A., as Custodian of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 33.57)

33.70       Park Bridge Lender Services LLC, as Operating Advisor of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 33.6)

33.71       U.S. Bank National Association, as Servicing Function Participant of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 33.59)

33.72       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 33.1)

33.73       Rialto Capital Advisors, LLC, as Special Servicer of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 33.61)

33.74       Wilmington Trust, National Association, as Trustee of the Powered Shell Portfolio - Manassas Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Citibank, N.A., as Custodian of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 33.57)

33.76       Park Bridge Lender Services LLC, as Operating Advisor of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 33.6)

33.77       U.S. Bank National Association, as Servicing Function Participant of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 33.59)

33.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.1)

33.79       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.61)

33.80       Wilmington Trust, National Association, as Trustee of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Citibank, N.A., as Custodian of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.57)

33.82       Park Bridge Lender Services LLC, as Operating Advisor of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.6)

33.83       U.S. Bank National Association, as Servicing Function Participant of the Millennium Park Plaza Mortgage Loan (see Exhibit 33.59)

33.84       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 33.1)

33.85       Rialto Capital Advisors, LLC, as Special Servicer of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 33.61)

33.86       Wilmington Trust, National Association, as Trustee of the Powered Shell Portfolio - Ashburn Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Citibank, N.A., as Custodian of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 33.57)

33.88       Park Bridge Lender Services LLC, as Operating Advisor of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 33.6)

33.89       U.S. Bank National Association, as Servicing Function Participant of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 33.59)

33.90       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pharr Town Center Mortgage Loan (see Exhibit 33.1)

33.91       LNR Partners, LLC, as Special Servicer of the Pharr Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Wells Fargo Bank, National Association, as Trustee of the Pharr Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Wells Fargo Bank, National Association, as Custodian of the Pharr Town Center Mortgage Loan (see Exhibit 33.5)

33.94       Park Bridge Lender Services LLC, as Operating Advisor of the Pharr Town Center Mortgage Loan (see Exhibit 33.6)

33.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.96       Wells Fargo Bank, National Association, as Primary Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 33.42)

33.97       Rialto Capital Advisors, LLC, as Special Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 33.61)

33.98       Wilmington Trust, National Association, as Trustee of the 105 East 17th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.99       Wells Fargo Bank, National Association, as Custodian of the 105 East 17th Street Mortgage Loan (see Exhibit 33.5)

33.100     Park Bridge Lender Services LLC, as Operating Advisor of the 105 East 17th Street Mortgage Loan (see Exhibit 33.6)

33.101     CoreLogic Solutions, LLC, as Servicing Function Participant of the 105 East 17th Street Mortgage Loan (see Exhibit 33.46)

33.102     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.103     Wells Fargo Bank, National Association, as Primary Servicer of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.42)

33.104     Rialto Capital Advisors, LLC, as Special Servicer of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.61)

33.105     Wilmington Trust, National Association, as Trustee of the Midland Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.106     Citibank, N.A., as Custodian of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.57)

33.107     Park Bridge Lender Services LLC, as Operating Advisor of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.108     CoreLogic Solutions, LLC, as Servicing Function Participant of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.46)

33.109     U.S. Bank National Association, as Servicing Function Participant of the Midland Office Portfolio Mortgage Loan (see Exhibit 33.59)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 8, 2023 (see Exhibit 34.1)

34.3         K-Star Asset Management LLC, as Special Servicer on and after May 8, 2023

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Northpoint Tower Mortgage Loan (see Exhibit 34.1)

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Northpoint Tower Mortgage Loan prior to May 8, 2023 (see Exhibit 34.1)

34.11       K-Star Asset Management LLC, as Special Servicer of the Northpoint Tower Mortgage Loan on and after May 8, 2023 (see Exhibit 34.3)

34.12       Wells Fargo Bank, National Association, as Trustee of the Northpoint Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Northpoint Tower Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Northpoint Tower Mortgage Loan (see Exhibit 34.6)

34.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.1)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan prior to May 8, 2023 (see Exhibit 34.1)

34.18       K-Star Asset Management LLC, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan on and after May 8, 2023 (see Exhibit 34.3)

34.19       Wells Fargo Bank, National Association, as Trustee of the New Jersey Center of Excellence Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 34.6)

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.1)

34.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan prior to May 8, 2023 (see Exhibit 34.1)

34.25       K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan on and after May 8, 2023 (see Exhibit 34.3)

34.26       Wells Fargo Bank, National Association, as Trustee of the 19100 Ridgewood Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.5)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the 19100 Ridgewood Mortgage Loan (see Exhibit 34.6)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 222 Kearny Street Mortgage Loan (see Exhibit 34.1)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 222 Kearny Street Mortgage Loan prior to May 8, 2023 (see Exhibit 34.1)

34.32       K-Star Asset Management LLC, as Special Servicer of the 222 Kearny Street Mortgage Loan on and after May 8, 2023 (see Exhibit 34.3)

34.33       Wells Fargo Bank, National Association, as Trustee of the 222 Kearny Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the 222 Kearny Street Mortgage Loan (see Exhibit 34.5)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the 222 Kearny Street Mortgage Loan (see Exhibit 34.6)

34.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.37       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

34.38       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

34.39       Wells Fargo Bank, National Association, as Trustee of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (see Exhibit 34.5)

34.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the 30 Hudson Yards Mortgage Loan

34.43       Situs Holdings, LLC, as Special Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 34.38)

34.44       Wilmington Trust, National Association, as Trustee of the 30 Hudson Yards Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the 30 Hudson Yards Mortgage Loan (see Exhibit 34.5)

34.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the 30 Hudson Yards Mortgage Loan

34.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.48       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.1)

34.49       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.38)

34.50       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.5)

34.52       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan

34.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 34.1)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 34.1)

34.56       Wilmington Trust, National Association, as Trustee of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Citibank, N.A., as Custodian of the Woodlands Mall Mortgage Loan

34.58       Pentalpha Surveillance LLC, as Operating Advisor of the Woodlands Mall Mortgage Loan (see Exhibit 34.52)

34.59       U.S. Bank National Association, as Servicing Function Participant of the Woodlands Mall Mortgage Loan

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan

34.62       Wilmington Trust, National Association, as Trustee of the USAA Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Citibank, N.A., as Custodian of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.57)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.65       U.S. Bank National Association, as Servicing Function Participant of the USAA Office Portfolio Mortgage Loan (see Exhibit 34.59)

34.66       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 34.1)

34.67       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 34.61)

34.68       Wilmington Trust, National Association, as Trustee of the U.S. Industrial Portfolio V Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Citibank, N.A., as Custodian of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 34.57)

34.70       Park Bridge Lender Services LLC, as Operating Advisor of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 34.6)

34.71       U.S. Bank National Association, as Servicing Function Participant of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 34.59)

34.72       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 34.1)

34.73       Rialto Capital Advisors, LLC, as Special Servicer of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 34.61)

34.74       Wilmington Trust, National Association, as Trustee of the Powered Shell Portfolio - Manassas Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Citibank, N.A., as Custodian of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 34.57)

34.76       Park Bridge Lender Services LLC, as Operating Advisor of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 34.6)

34.77       U.S. Bank National Association, as Servicing Function Participant of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 34.59)

34.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.1)

34.79       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.61)

34.80       Wilmington Trust, National Association, as Trustee of the Millennium Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Citibank, N.A., as Custodian of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.57)

34.82       Park Bridge Lender Services LLC, as Operating Advisor of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.6)

34.83       U.S. Bank National Association, as Servicing Function Participant of the Millennium Park Plaza Mortgage Loan (see Exhibit 34.59)

34.84       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 34.1)

34.85       Rialto Capital Advisors, LLC, as Special Servicer of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 34.61)

34.86       Wilmington Trust, National Association, as Trustee of the Powered Shell Portfolio - Ashburn Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Citibank, N.A., as Custodian of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 34.57)

34.88       Park Bridge Lender Services LLC, as Operating Advisor of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 34.6)

34.89       U.S. Bank National Association, as Servicing Function Participant of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 34.59)

34.90       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pharr Town Center Mortgage Loan (see Exhibit 34.1)

34.91       LNR Partners, LLC, as Special Servicer of the Pharr Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Wells Fargo Bank, National Association, as Trustee of the Pharr Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Wells Fargo Bank, National Association, as Custodian of the Pharr Town Center Mortgage Loan (see Exhibit 34.5)

34.94       Park Bridge Lender Services LLC, as Operating Advisor of the Pharr Town Center Mortgage Loan (see Exhibit 34.6)

34.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.96       Wells Fargo Bank, National Association, as Primary Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 34.42)

34.97       Rialto Capital Advisors, LLC, as Special Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 34.61)

34.98       Wilmington Trust, National Association, as Trustee of the 105 East 17th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.99       Wells Fargo Bank, National Association, as Custodian of the 105 East 17th Street Mortgage Loan (see Exhibit 34.5)

34.100     Park Bridge Lender Services LLC, as Operating Advisor of the 105 East 17th Street Mortgage Loan (see Exhibit 34.6)

34.101     CoreLogic Solutions, LLC, as Servicing Function Participant of the 105 East 17th Street Mortgage Loan (see Exhibit 34.46)

34.102     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.103     Wells Fargo Bank, National Association, as Primary Servicer of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.42)

34.104     Rialto Capital Advisors, LLC, as Special Servicer of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.61)

34.105     Wilmington Trust, National Association, as Trustee of the Midland Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.106     Citibank, N.A., as Custodian of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.57)

34.107     Park Bridge Lender Services LLC, as Operating Advisor of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.108     CoreLogic Solutions, LLC, as Servicing Function Participant of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.46)

34.109     U.S. Bank National Association, as Servicing Function Participant of the Midland Office Portfolio Mortgage Loan (see Exhibit 34.59)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 8, 2023 (see Exhibit 35.1)

35.3         K-Star Asset Management LLC, as Special Servicer on and after May 8, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Northpoint Tower Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Northpoint Tower Mortgage Loan prior to May 8, 2023 (see Exhibit 35.1)

35.8         K-Star Asset Management LLC, as Special Servicer of the Northpoint Tower Mortgage Loan on and after May 8, 2023 (see Exhibit 35.3)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the New Jersey Center of Excellence Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan prior to May 8, 2023 (see Exhibit 35.1)

35.11       K-Star Asset Management LLC, as Special Servicer of the New Jersey Center of Excellence Mortgage Loan on and after May 8, 2023 (see Exhibit 35.3)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 19100 Ridgewood Mortgage Loan (see Exhibit 35.1)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 19100 Ridgewood Mortgage Loan prior to May 8, 2023 (see Exhibit 35.1)

35.14       K-Star Asset Management LLC, as Special Servicer of the 19100 Ridgewood Mortgage Loan on and after May 8, 2023 (see Exhibit 35.3)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 222 Kearny Street Mortgage Loan (see Exhibit 35.1)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 222 Kearny Street Mortgage Loan prior to May 8, 2023 (see Exhibit 35.1)

35.17       K-Star Asset Management LLC, as Special Servicer of the 222 Kearny Street Mortgage Loan on and after May 8, 2023 (see Exhibit 35.3)

35.18       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Situs Holdings, LLC, as Special Servicer of the Moffett Towers II - Buildings 3 & 4 Mortgage Loan

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the 30 Hudson Yards Mortgage Loan

35.21       Situs Holdings, LLC, as Special Servicer of the 30 Hudson Yards Mortgage Loan (see Exhibit 35.19)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.1)

35.23       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.19)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 35.1)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 35.1)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the USAA Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.27       Rialto Capital Advisors, LLC, as Special Servicer of the USAA Office Portfolio Mortgage Loan

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio V Mortgage Loan (see Exhibit 35.27)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 35.1)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the Powered Shell Portfolio - Manassas Mortgage Loan (see Exhibit 35.27)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 35.1)

35.33       Rialto Capital Advisors, LLC, as Special Servicer of the Millennium Park Plaza Mortgage Loan (see Exhibit 35.27)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 35.1)

35.35       Rialto Capital Advisors, LLC, as Special Servicer of the Powered Shell Portfolio - Ashburn Mortgage Loan (see Exhibit 35.27)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Pharr Town Center Mortgage Loan (see Exhibit 35.1)

35.37       LNR Partners, LLC, as Special Servicer of the Pharr Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.38       Wells Fargo Bank, National Association, as Primary Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 35.20)

35.39       Rialto Capital Advisors, LLC, as Special Servicer of the 105 East 17th Street Mortgage Loan (see Exhibit 35.27)

35.40       Wells Fargo Bank, National Association, as Primary Servicer of the Midland Office Portfolio Mortgage Loan (see Exhibit 35.20)

35.41       Rialto Capital Advisors, LLC, as Special Servicer of the Midland Office Portfolio Mortgage Loan (see Exhibit 35.27)

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

Date: March 19, 2024